Form 10QSB
period 2001-03-31
LIONHEART INVESTMENTS INC
filed 2001-07-02
CIK 1127427

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                 Commission file Number 0-31879

                   LIONHEART INVESTMENTS, INC.
 Exact name of small business issuer as specified in its charter

  Colorado                                 98-  0219158
  (State or other jurisdiction of       IRS. Employer
  incorporation or organization)        Identification No.

      404 SCOTT POINT DRIVE, SALT SPRING ISLAND, BC V6K 2R2
                       (Address of principal executive office)

                         (250) 537-5732
                    Issuer's telephone number



                               NA
     (Former name, former address and former fiscal year, if
                   changed since last  report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No
                              ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 1,350,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the quarters ended March
31, 2001 and December 31, 2000 are attached hereto as Exhibit A

Item 2.     Management=s Discussion and Analysis or Plan of
            Operation.

     (a)    Plan of Operation.

Lionheart Investments, Inc. business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses and to pursue other related activities intended to enhance shareholder value. The acquisition of the business opportunity may be made by purchase, merger, exchange of shares or otherwise and may encompass assets or a business entity such as a corporation, joint venture or partnership. The Company has very little capital and it is unlikely that the it will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At he present time the Company has not identified any business opportunities that is plans to pursue.

Management plans to continue to seek products and companies in an effort to increase the Company=s asset base and improve shareholder value.


 (b) Management=s discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and has not had any revenues since inception. As of March 31, 2001 the Company had only $26.00 in the form of cash and $26.00 in total assets. Management is pursuing additional funding to be used to full implementing the business plan.










                             PART II

                        OTHER INFORMATION
Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None
Item 6.   Exhibits and Reports on Form 8K

     None


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              LIONHEART INVESTMENTS, INC.


     Dated June 29, 2001                 /S/ Inge L. E. Kerster
                                       Inge L. E. Kerster, President
                                       and Director





                   LIONHEART INVESTMENTS, INC.









                      FINANCIAL STATEMENTS
         For the six month period ending March 31, 2001
         and three month period ended December 31, 2000




                   LIONHEART INVESTMENTS, INC.





          FINANCIAL STATEMENTS FOR THE SIX MONTH PERIOD
                      ENDING MARCH 31, 2001
                    (PREPARED BY MANAGEMENT)
                   LIONHEART INVESTMENTS, INC.

                         BALANCE SHEETS
                      AS AT MARCH 31, 2001
                    (PREPARED BY MANAGEMENT)

                             ASSETS

                                             MARCH
                                             31, 2001
                                             UNAUDITED

CURRENT ASSETS
                                              $       26


TOTAL ASSETS                                          26

   LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:                                   0


STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 50,000,000 SHARES
     AUTHORIZED, 1,350,000 SHARES
     ISSUED AND OUTSTANDING                        1,350

     PREFERRED SHARES $0.001 PAR
     VALUE; NONE ISSUED AND
     OUTSTANDING

     ADDITIONAL PAID-IN CAPITAL
                                                   3,350
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                        (4,674)


     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                                 26

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $       26



                   LIONHEART INVESTMENTS, INC.

                    STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001
       AND FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001
                    (PREPARED BY MANAGEMENT)

                                   THREE MONTHS   SIX MONTHS
                                   ENDED DEC     ENDED MARCH
                                   31, 2001       31, 2000
                                   UNAUDITED      UNAUDITED

REVENUES:                          $   0              $         0

OPERATING EXPENSES:

     PROFESSIONAL FEES                 0                        0
     TAXES AND LICENSES            2,000                    2,000
     CONSULTING FEES                   0                        0
     OFFICE EXPENSE                    0                        0

TOTAL OPERATING EXPENSES           2,000                    2,000

NET (LOSS) FOR THE PERIOD        ( 2,000)                  (2,000)

 NET (LOSS) PER SHARE         $    (0.00)              $    (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          1,350,000            1,350,000







                   LIONHEART INVESTMENTS, INC.

                    STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001

                    (PREPARED BY MANAGEMENT)


                                                 MARCH 31,
                                                  2001
                                                  UNAUDITED
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                        $    (2,000)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

     ISSUANCE OF COMMON STOCK                          0

NET INCREASE (DECREASE) IN CASH                        0


CASH, BEGINNING OF PERIOD                          2,026


CASH, END OF PERIOD                          $        26






             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2000 financial statements of Lionheart Investments, Inc. ("Registrant") included in the Form 10 SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.




                   LIONHEART INVESTMENTS, INC.





         FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD
                    ENDING DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)
                   LIONHEART INVESTMENTS, INC.

                         BALANCE SHEETS
                     AS AT DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)

                             ASSETS

                                   DECEMBER
                                   31, 2000
UNAUDITED

CURRENT ASSETS                      $ 2,026


TOTAL ASSETS                          2,026

              LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:                      0

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 50,000,000 SHARES
     AUTHORIZED AND 1,350,000
     SHARES ISSUED
     AND OUTSTANDING                  1,350
     ADDITIONAL PAID-IN CAPITAL       3,350
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE           (2,674)
     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                 2,026

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $   2,026





                     LIONHEART INVESTMENTS, INC.

                    STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)

                                             DECEMBER
                                             31, 2000
                                             UNAUDITED

REVENUES:                              $          0

OPERATING EXPENSES:

     PROFESSIONAL FEES
                                                  0
     TAXES AND LICENSES
                                                  0
     OFFICE EXPENSE
                                                  0
     CONSULTING FEES                              0

TOTAL OPERATING EXPENSES                          0

NET (LOSS) FOR THE PERIOD                        (0)

 NET (LOSS) PER SHARE                       $ (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 1,350,000






                   LIONHEART INVESTMENTS, INC.

                    STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDING DECEMBER 31, 2000
                    (PREPARED BY MANAGEMENT)


                                        DECEMBER
                                        31, 2000
                                        UNAUDITED
CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                 $        0


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

     ISSUANCE OF COMMON STOCK                  0


NET INCREASE (DECREASE) IN CASH                0


CASH, BEGINNING OF PERIOD                  2,026


CASH, END OF PERIOD                      $ 2,026

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2000 financial statements of Lionheart Investments, Inc. ("Registrant") included in the Form 10 SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.