Form 10QSB
period 2001-06-30
LIONHEART INVESTMENTS INC
filed 2002-03-21
CIK 1127427

United States
                 Securities and Exchange Commission
                        Washington, DC 20549

                             FORM 10Q SB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

      [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                            EXCHANGE ACT

                   Commission file Number 0-31879

                     LIONHEART INVESTMENTS, INC.
   Exact name of small business issuer as specified in its charter

Colorado                                           98-0219158
(State or other jurisdiction of         I.R.S. Employer Identification No.
incorporation or organization)

           3215 Mathers Avenue, West Vancouver, BC V7V 2K6
                         (Address of principal executive office)

                           (604) 913-8355
                      Issuer's telephone number



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





                               PART I

                        FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the quarters ended June 30, 2001 and December 31, 2000 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

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

Management plans to continue to seek products and companies in an effort to increase the Company's asset base and improve shareholder value.


 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

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

                                                       LIONHEART
                              INVESTMENTS, INC.


                              Dated March 11, 2002          /S/ Inge
                              L. E. Kerster
                                                            Inge L.
                              E. Kerster, President and Director














                     LIONHEART INVESTMENTS, INC.





           FINANCIAL STATEMENTS FOR THE NINE MONTH PERIOD
                        ENDING JUNE 30, 2001
                      (PREPARED BY MANAGEMENT)
                     LIONHEART INVESTMENTS, INC.

                           BALANCE SHEETS
                         AS AT JUNE 30, 2001
                      (PREPARED BY MANAGEMENT)

                               ASSETS


CURRENT ASSETS                                $         0


TOTAL ASSETS                                            0


                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                                    0


STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 50,000,000 SHARES
     AUTHORIZED, 1,350,000 SHARES
ISSUED AND OUTSTANDING                              1,350

     PREFERRED SHARES $0.001 PAR
     VALUE; NONE ISSUED AND
     OUTSTANDING

ADDITIONAL PAID-IN CAPITAL                          3,350

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                        ( 4,700)


     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                                   0

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $              0


                         SEE ATTACHED NOTES

                     LIONHEART INVESTMENTS, INC.

                      STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH AND NINE MONTH
                     PERIODS ENDED JUNE 30, 2001
                       (PREPARED BY MANAGEMENT)



                                              3 MONTHS  9 MONTHS

REVENUES:                          $            0         $    0

OPERATING EXPENSES:

PROFESSIONAL  FEES                              0              0
     TAXES AND LICENSES                         0          2,000
CONSULTING FEES                                 0              0
     OFFICE EXPENSE                            26              0

TOTAL OPERATING EXPENSES                       26          2,000

NET (LOSS) FOR THE PERIOD                     (26)        (2,000)

 NET (LOSS) PER SHARE               $     (0.00)             $(0.00)


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                     1,350,000               1,350,000










                         SEE ATTACHED NOTES

                   LIONHEART INVESTMENTS, INC.

                    STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2001

                    (PREPARED BY MANAGEMENT)



CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:                        $         (26)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:                                    0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                                     0


NET INCREASE (DECREASE) IN CASH
                                                       (26)


CASH, BEGINNING OF PERIOD                               26


CASH, END OF PERIOD                        $             0














                       SEE ATTACHED NOTES

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

The Company became a reporting company in January 2001, therefore there are no comparable amounts available for June 2000.