Form 10QSB
period 2001-12-31
LIONHEART INVESTMENTS INC
filed 2002-03-21
CIK 1127427

United States
                 Securities and Exchange Commission
                        Washington, DC 20549

                             FORM 10Q SB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2001

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





                               PART I

                        FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the quarters ended December 31, 2001 and December 31, 2000 are attached hereto as Exhibit A

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

Liquidity and Capital Resources

The Registrant is a development stage company and has not had any revenues since inception. As of December 31, 2001 the Company had $00.00 in the form of cash and $00.00 in total assets. Management is pursuing additional funding to be used to full implementing the business plan.










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

             LIONHEART INVESTMENTS, INC.

        Dated March 13, 2002          /S/ Inge L. E. Kerster
                                          Inge L. E. Kerster,
                                      President and Director














                     LIONHEART INVESTMENTS, INC.





           FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD
                      ENDING DECEMBER 31, 2001
                      (PREPARED BY MANAGEMENT)
                     LIONHEART INVESTMENTS, INC.

                            BALANCE SHEET
                       AS AT DECEMBER 31, 2001
                      (PREPARED BY MANAGEMENT)

                               ASSETS


CURRENT ASSETS                                $         0


TOTAL ASSETS                                            0


                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                                    0


STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 50,000,000 SHARES
     AUTHORIZED, 1,350,000 SHARES
    ISSUED AND OUTSTANDING                          1,550

     PREFERRED SHARES $0.001 PAR
     VALUE; NONE ISSUED AND
     OUTSTANDING                                        0

    ADDITIONAL PAID-IN CAPITAL                     13,150

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                        (14,700)


     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                                   0

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $                 0


                         SEE ATTACHED NOTES

                     LIONHEART INVESTMENTS, INC.

                      STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTH
                    PERIOD ENDED DECEMBER 31, 2001
                       (PREPARED BY MANAGEMENT)


                                          2001             2000

REVENUES:                   $            0      $            0

OPERATING EXPENSES:                      0                   0

TOTAL OPERATING EXPENSES                 0                   0

NET (LOSS) FOR THE PERIOD           (    0)             (    0)

 NET (LOSS) PER SHARE                (0.00)              (0.00)


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                     1,550,000             1,350,000










                         SEE ATTACHED NOTES

                   LIONHEART INVESTMENTS, INC.

                    STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIOD ENDING
                   DECEMBER 31, 2001 and 2000

                    (PREPARED BY MANAGEMENT)

                                      2001             2000

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:         $           0    $           0


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:                     0                0
CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                      0                0


NET INCREASE (DECREASE) IN CASH           0                0


CASH, BEGINNING OF PERIOD                 0            2,026


CASH, END OF PERIOD                       0      $     2,026














                       SEE ATTACHED NOTES

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2001 financial statements of Lionheart Investments, Inc. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.