Form 10KSB
period 2001-09-30
LIONHEART INVESTMENTS INC
filed 2002-04-16
CIK 1127427

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                         FORM 10 K SB/A

 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE
                           ACT OF 1934

          For the fiscal year ended September 30, 2001

                   Commission File No. 0-30915

                   LIONHEART INVESTMENTS, INC.

 NEVADA                               98-0219158
(State or other jurisdiction of     (IRS Employer
incorporation or organization)    Identification Number)

         3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA V7V 2K6
             (Address of principal executive office)
                           (Zip code)

         Issuer's telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  1,350,000
SHARES COMMON STOCK

This Form 10K SB consists of 19 pages.



                        TABLE OF CONTENTS

                    FORM 10K SB ANNUAL REPORT

                     NEMO ENTERPRISES,  INC.

Page
PART I

Item   1  Description of Business ..................................1

Item   2       Description of Property..............................5
Item   3       Legal Proceedings....................................6
Item   4       Submission of Matters to a
               Vote of Security Shareholders........................6

PART II

Item   5       Market for the Registrant's Common Equity and
               related Stockholder Matter...........................6
Item   6       Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............6
Item   7       Financial Statements.................................7
Item   8               Changes in and Disagreements on Accounting
          and Financial Disclosure.................................16

PART III

Item   9       Directors, Executive Officers, Promoters and
          Control
               persons, Compliance with Section 16(a) of the
          Exchange Act.............................................16
Item 10        Executive Compensation..............................16
Item 11        Security Ownership of Certain Beneficial Owners
          and Management...........................................17
Item 12        Certain Relationships and Related Transactions......17
Item 13        Exhibits and Reports on Form 8-K....................17

Signatures.........................................................17
PART I

               ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

Lionheart Investments, Inc. was incorporated under the laws of the State of Nevada on April 1, 1997 and is in the early developmental and promotional stages. To date our only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

Narrative Description of Business

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

The Company intends to continue to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Lionheart Investments, Inc. anticipates that the business opportunities presented to it will:

     (i) be recently organized with no operating history or a history of losses attributable to under-capitalization or other factors;
          (ii) be experiencing financial or operating difficulties; (iii} be in need of funds to develop a new product or service or to expand into a new market;
          (iv) be relying upon an untested product or marketing concept;
               or
          (v) have a combination of the characteristics mentioned in
(i)through(iv).

The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry and may, therefore, engage in essentially any business, to the extent of its limited
resources.   This includes industries such as service,  finance,
natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into Lionheart Investments, Inc., is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued or purchased from the current principal shareholders by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity. There are numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future. This is due to the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems that may exist and to implement, or be primarily responsible for the implementation of required changes.

Lionheart Investments, Inc. may participate in a business opportunity with a newly organized firm or with a firm that is entering a new phase of growth. We should emphasize that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness. The eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities. It is emphasized that management of Digicom Services, Inc. may effect transactions having a potentially adverse impact upon its shareholders pursuant to the authority and discretion of management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Holders of the Company's securities should not anticipate that we will necessarily furnish such holders, prior to any merger or acquisition, with financial statements or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

Lionheart Investments, Inc. anticipates that it will consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     3. Whether, following the business combination, the financial condition of the business opportunity would be or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Lionheart Investments, Inc. to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule l5c2-6 recently adopted by the Securities and Exchange Commission.
          See "Risk Factors - Regulation of Penny Stocks";

     4. Capital requirements and anticipated availability of required funds to be provided by Lionheart
          Investments, Inc. or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5. The extent to which the business opportunity can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.



                        ITEM 2.  DESCRIPTION OF PROPERTY

An officer of the Registrant provides office facilities at 3215
Mathers Avenue, West Vancouver, British Columbia. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

    ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings in which the Company is involved.

    ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY
HOLDERS

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended
September 30, 2001.


PART II

    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There is no public trading market for the Company's securities.

    ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources. The Company is a development stage company and has not had any revenues to date. The Company had no revenues during the year ended September 30, 2001. The ability of the Registrant to achieve its operational goals will
depend upon its ability implement its business plan.   Additional
capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations. The Company is a development stage company that generated no revenue during the past year. The
Company accumulated a deficit of approximately $ 4,700 for the fiscal year ending September 30, 2001.

     ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements for the year ended September 30, 2001 and for the period March 13, 1999 (Inception) through September 30, 2001 follow.






                 LIONHEART INVESTMENTS, INC.
                (A Development Stage Enterprise)






                          AUDIT REPORT

                       SEPTEMBER 30, 2001






























                    Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
                  1780 South Belaire, Suite 500
                      Denver, Nevada 80222









                   LIONHEART INVESTMENTS, INC.
                (A Development Stage Enterprise)

                  INDEX TO FINANCIAL STATEMENTS


                       TABLE OF CONTENTS



ITEM                                                               PAGE

Report of Certified Public Accountant                              1

Balance Sheet, September 30, 2001 and 2000                         2

Statement of Operations for the Year Ended September 30, 2001
And for the period April 1, 1997 (Inception) through May 31, 2000  3

Statement of Stockholders' Equity  (Deficit)for the period
April 1, 1997 (Inception) through September 30, 2001               4

Statement of Cash Flows for the Year Ended September 30 2000
And for the period from April 1, 1997 (Inception)
through September 30, 2000                                         5

Notes to Financial Statements                                   6 &7



                    Janet Loss, C.P.A., P.C.
                      Certified Public Accountant
                    1780 South Bellaire, Suite 500
                         Denver, Nevada 80210
                            (303) 782-0878

                     INDEPENDENT AUDITOR'S REPORT

Board of Directors
Lionheart Investments, Inc.
3215 Mathers Avenue
West Vancouver, BC V7V 2K6
Canada

I have audited the accompanying Balance Sheet of Lionheart Investments, Inc. (A Development Stage Enterprise) as of September 30, 2001 and the Statements of Operations, Stockholders' Equity, and Cash Flows for the period April 1, 1997 (Inception) through September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lionheart Investments, Inc. (a development stage enterprise) as of September 30, 2001, and the results of its operations and changes in its cash flows for the period from April 1, 1997 (Inception) through September 30, 2000, in conformity with generally accepted accounting principles.

/s/
Janet Loss, C.P.A., P.C.
February 12, 2002




                      LIONHEART INVESTMENTS, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEETS
                   AS AT SEPTEMBER 30, 2001 AND 2000

                                ASSETS

                                                            2001         2000
CURRENT ASSETS
     CASH                                           $         0       $   526

TOTAL      CURRENT     ASSETS                                 0           526

TOTAL        ASSETS                                           0           526

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                          0             0

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR VALUE;
     50,000,000 SHARES AUTHORIZED, AND
     1,550,000 SHARES ISSUED AND OUTSTANDING              1,550         1,350

     PREFERRED STOCK 10,000,000 PAR VALUE
     $0.001SHARES AUTHORIZED, NONE ISSUED
     AND OUTSTANDING                                          0             0

     ADDITIONAL PAID-IN CAPITAL                          13,150         1,850

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                             ( 14,700)       (2,674)

TOTAL STOCKHOLDERS' EQUITY                                    0           526

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY           $          0    $      526





     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                              STATEMENTS






                      LIONHEART INVESTMENTS, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED SEPTEMBER 30, 2001
             AND FOR THE PERIOD APRIL 1, 1997 (INCEPTION)
                      THROUGH SEPTEMBER 30, 2000

                                               2001              2000

REVENUES:                              $         0       $         0


OPERATING EXPENSES:

  Fees                                           0               165
  Taxes and Licenses
                                                 2,000           320
  Office           Expenses                         26           189
  Consulting Fees                               10,000         2,000


  TOTAL OPERATING EXPENSES                      12,026         2,674



NET (LOSS)  FOR THE PERIOD                   $  12,026    $  ( 2,674)



NET (LOSS) PER SHARE                            $(0.00)   $    (0.00)



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    1,400,000      1,350,000







     The accompanying notes are an integral part of the financial statements.








                      LIONHEART INVESTMENTS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM APRIL 1, 1997 (INCEPTION)
                   THROUGH SEPTEMBER 30, 2001


                                                                            Deficit
                                                                            Accumulated
                    Number      Number      Common   Preferred  Additional  During the   Total
                    of Shares   of Shares   Stock    Stock      Paid-in     Development  Stockholders'
                    Common      Preferred   Amount   Amount     Capital     Stage        Equity

Common Stock
Issued April,
1997 For
Services @ $.10     5000        0           500      0          0           0            500


Common Stock
Issued April,
1999 For
Cash @ $.20         3500        0           350      0          350         0            700

Common Stock
Issued to reflect
100-1 split         841500      0           0        0          0           0            0


Common Stock
Issued September
2000 for Cash       500000      0           500      0          1500        0            2000

Net (Loss) for
The Period          0           0           0        0          0           (2,674)      (2,674)

Balances
September 30,
2000                1350000     0           1350     0          1,850       (2,674)       526

December
2000 Adjustment
to Shares Issued
September 2000      0           0           0        0          1,500        0            1,500


Common Stock
Issued July 2,      200000      0           200      0          9,800        0            10,000
2001
for Cash

Net (Loss)
for the Year
Ended               0           0           0        0          0            (12,026)     (12,026)
September 30,
2001

Balances
September 30,
2001                1550000     0           1,550    0          13,150        (14,700)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                    LIONHEART INVESTMENTS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENT OF CASH FLOWS
              FOR THE YEAR ENDED SEPTEMBER, 30 2001
          AND FOR THE PERIOD APRIL 1, 1997 (INCEPTION)
                   THROUGH SEPTEMBER 30, 2000


                                                   2001             2000

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

  NET  LOSS  FOR  THE PERIOD                  $   (12,026)      $  (2,674)

CASH FLOWS FROM FINANCING ACTIVITIES:

  ISSUANCE    OF   COMMON   STOCK                  11,500           3,200

CASH FLOWS FROM INVESTING ACTIVITIES:                   0               0


  NET INCREASE (DECREASE)
  IN  CASH  FOR THE  PERIOD:                      (   526)            526


CASH,  BEGINNING  OF  THE  PERIOD                     526               0

CASH,  END  OF THE  PERIOD                        $     0      $      526








 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                           STATEMENTS.







                   LIONHEART INVESTMENTS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001


NOTE I - ORGANIZATION AND HISTORY

The Company is a Nevada Corporation and the Company has been in the development stage since its formation on April 1, 1997.

The Company's only activities have been organizational, directed at raising its initial capital and developing its business plan.

On April 1, 1997, Lionheart Investments, Inc. issued 5,000 shares of common stock to its sole officer and director as founders' shares in return for the time, effort and expenses to organize and form the corporation. On April 2, 1999 the Company issued a total of 3,500 shares of common stock to seven individuals for cash.

On September 29, 2000 the Company restated its Articles of Incorporation and increased its capitalization from 10,000 authorized shares of common stock with a par value of $0.10 per share to 50,000,000 authorized shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On September 29, 2000 the Company forward split all of its issued and outstanding stock 100-1.

On September 30, 2000 the Company issued 500,000 shares of common stock to Sandringham Investments, Limited in return for $2,000 in cash.

On July 2, 2001 the Company issued 200,000 shares of common stock for a total of $10,000 in cash.


NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At September 30, 2001, there was $ 00.00 in cash equivalents.

YEAR END

The Company has elected to have a fiscal year ended September 30.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.

NOTE III - RELATED PARTY TRANSACTIONS

Inge Kerster, the Company's sole officer and director is the majority owner of Sandringham Investments Limited and as such may be considered to own 500,000 shares of common stock beneficially and 500,000 shares of common stock directly.
     ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes or disagreements with the Company's independent outside auditor.

Part III

        ITEM  9.  DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS  AND
     CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(A)  OF  THE
     EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

Name                       Age        Position      Period of Service

Inge L. E. Kerster          55        President
                                      Sole officer and director since
                                                    March 13, 1999
                                                    (Inception)

The Directors of the Company hold office until the next annual meeting of he shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Inge L.E. Kerster who is Lionheart Investments, Inc.'s President, has served as the sole officer and director of the Company since
April, 1997.

Ms. Kerster is currently President and majority shareholder of Sandringham Investments, Limited, a British Columbia corporation engaged in providing consulting services relating to mergers and acquisitions and assisting Canadian companies seeking publicly trading status in the United States.


     ITEM 10.  EXECUTIVE COMPENSATION

During the year ended September 30, 2001, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.


     ITEM       11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
     OWNERS AND MANAGEMENT

The following table sets forth information, as of September 30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

Title        Name and Address of   Amount and Nature   Percent of
             Owner                 of   Ownership      Ownership

Common    Inge L. E. Kerster*               500,000       37.04
          3215 Mathers Avenue
          West Vancouver, BC V7V 2K6

Common    Sandringham Investments Limited*  500,000       37.04
          3215 Mathers Avenue
          West Vancouver, BC V7V 2K6

* Inge Kerster, the Company's sole officer and director is the majority owner of Sandringham Investments Limited and as such may be considered to own 500,000 shares of common stock beneficially and 500,000 shares of common stock directly.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

     ITEM 13.  EXHIBITS AND REPORTS FOR FORM 8-K

There are no Exhibits or Reports on Form 8-K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONHEART INVESTMENTS, INC.
By:    /S/   Inge L. E. Kerster
Date: February 22, 2002
                  Inge L. E. Kerster, Director and President