Form 10QSB
period 2002-03-31
LIONHEART INVESTMENTS INC
filed 2002-05-17
CIK 1127427

United States
                   Securities and Exchange Commission
                          Washington, DC 20549

                               FORM 10Q SB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002

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





                                 PART I

                          FINANCIAL INFORMATION

Item 1.       Financial Statements.

The financial statements for the quarters ended March 31, 2002 are attached hereto as Exhibit A

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

Liquidity and Capital Resources

The Registrant is a development stage company and has not had any revenues since inception. As of March 31, 2002 the Company had $00.00 in the form of cash and $00.00 in total assets. Management is pursuing additional funding to be used to full implementing the business plan.











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

                                    LIONHEART   INVESTMENTS, INC.

                Dated May 13, 2002       /S/ Inge L. E.  Kerster
                                             Inge L. E.  Kerster,
                                             President and Director



                       LIONHEART INVESTMENTS, INC.





              FINANCIAL STATEMENTS FOR THE THREE MONTH AND
                          AS AT MARCH 31, 2002
                        (PREPARED BY MANAGEMENT)

                       LIONHEART INVESTMENTS, INC.

                              BALANCE SHEET
                          AS AT MARCH 31, 2002
                        (PREPARED BY MANAGEMENT)


                                 ASSETS

CURRENT ASSETS                                         $         0

OTHER ASSETS
     LICENSE RIGHTS                                              0

TOTAL ASSETS                                                     0


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
0

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE 100,000,000
     SHARES AUTHORIZED 1,550,000 SHARES ISSUED
     AND OUTSTANDING                                        1,550

     PREFERRED SHARES $0.001 PAR VALUE:  NONE
     ISSUED AND OUTSTANDING                                 0

     ADDITIONAL PAID-IN CAPITAL
13,150

     DEFICIT ACCUMUILATED DURING THE
     DEVELOPMENT STAGE                                      (14,700)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     0




                 SEE ATTACHED NOTES TO THESE STATEMENTS






                       LIONHEART INVESTMENTS, INC.

                         STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTH
                 PERIODS ENDING MARCH 31, 2002 AND 2001
                         (PREPARED BY MANAGEMENT


                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                           MARCH 31         MARCH 30
                                         2002   2001        2002  2001

REVENUES                           $    0    $    0      $     0  $  0

OPERATING EXPENSES
     TAXES AND LICENSES                 0      2,000           0     2,000

TOTAL OPERATING EXPENSES                0      2,000           0     2,000

NET (LOSS) FOR THE PERIOD               0     (2,000)          0    (2,000)

NET (LOSS) PER SHARE                $0.00      $0.00        0.00      0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         1550000    1550000     1550000   1550000






                 SEE ATTACHED NOTES TO THESE STATEMENTS
                       LIONHEART INVESTMENTS, INC.

                         STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTH PERIOD
                     ENDING MARCH 31, 2002 AND 2001
                         (PREPARED BY MANAGEMENT



                                                     2002             2001

CASH FLOWS FROM (TO) OPERATING ACTIVITIES        $     0         $  (2,000)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES              0                 0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES              0                 0

NET INCREASE (DECREASE IN CASH                         0            (2,000)

CASH BEGINNING OF PERIOD                               0             2,026

CASH END OF PERIOD                               $     0         $      26










                 SEE  ATTACHED NOTES TO THESE STATEMENTS
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC")requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2001 financial statements of Lionheart Investments, Inc. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

None