Form 10QSB
period 2002-06-30
LIONHEART INVESTMENTS INC
filed 2002-08-16
CIK 1127427

United States
                      Securities and Exchange Commission
                             Washington, DC 20549

                                  FORM 10Q SB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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





                                    PART I

                             FINANCIAL INFORMATION

Item 1.       Financial Statements.

The financial statements for the quarters ended June 30, 2002 and June 30, 2002 follow:

                          LIONHEART INVESTMENTS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                              AS AT JUNE 30, 2002
                           (PREPARED BY MANAGEMENT)


                                    ASSETS

CURRENT ASSETS
     CASH                                              $     190


TOTAL ASSETS                                                 190


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO RELATED PARTY                                    500

TOTAL CURRENT LIABILITIES                                    500

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE 100,000,000
     SHARES AUTHORIZED 1,550,000 SHARES ISSUED
     AND OUTSTANDING                                       1,550

     PREFERRED SHARES $0.001 PAR VALUE:  NONE
     ISSUED AND OUTSTANDING                                    0

     ADDITIONAL PAID-IN CAPITAL                           13,150

     DEFICIT ACCUMUILATED DURING THE
     DEVELOPMENT STAGE                                   (15,010)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                   (     310)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      190




                    SEE ATTACHED NOTES TO THESE STATEMENTS






                          LIONHEART INVESTMENTS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS AND SIX MONTH
                     PERIODS ENDING JUNE 30, 2002 AND 2001
                            (PREPARED BY MANAGEMENT


                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                           JUNE 30                 MARCH 30
                                         2002   2001          2002       2001

REVENUES                           $      0  $     0         $   0      $   0

OPERATING EXPENSES
     ACCOUNTING AND FILING FEES         310    2,000           310      2,000

TOTAL OPERATING EXPENSES                310    2,000           310      2,000

NET (LOSS) FOR THE PERIOD             ( 310)  (2,000)      (   310)    (2,000)

NET (LOSS) PER SHARE                $ (0.00)  ( 0.00)        (0.00)   (  0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          1,550,000  1,550,000      1,550,000 1,550,000






                    SEE ATTACHED NOTES TO THESE STATEMENTS
                          LIONHEART INVESTMENTS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS
                          FOR THE NINE MONTH PERIODS
                         ENDING JUNE 30, 2002 AND 2001
                           (PREPARED BY MANAGEMENT)



                                                       2002             2001

CASH FLOWS FROM (TO) OPERATING ACTIVITIES        $(    310)          $ (2,000)
     NON-CASH WORKING CAPITAL ITEMS
     INCREASE (DECREASE) DUE TO RELATED PARTY          500                  0

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES        190                  0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                0                  0

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                0                  0

NET INCREASE (DECREASE) IN CASH                        190             (2,000)

CASH BEGINNING OF PERIOD                                 0              2,026

CASH END OF PERIOD                              $      190              $  26










                    SEE  ATTACHED NOTES TO THESE STATEMENTS
                  NOTES TO JUNE 30, 2002 FINANCIAL STATEMENTS
                           (PREPARED BY MANAGEMENT)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The President of the Company has advanced the sum of $500 to help defray accounting and filing expenses. The advance is interest-free and without set payment terms.
Item 2.        Management's Discussion and Analysis or Plan of Operation.

(a)         Plan of Operation.

Lionheart Investments, Inc. business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses and to pursue other related activities intended to enhance shareholder value. The acquisition of the business opportunity may be made by purchase, merger, exchange of shares or otherwise and may encompass assets or a business entity such as a corporation, joint venture or partnership. The Company has very little capital and it is unlikely that it will be able to take advantage of more than one such business opportunity.

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

Liquidity and Capital Resources

The Registrant is a development stage company and has not had any revenues since inception. As of June 30, 2002 the Company had $190.00 in the form of cash and $190.00 in total assets. Management is pursuing additional funding to be used to full implementing the business plan.



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

     LIONHEART INVESTMENTS, INC.

     Dated August 13, 2002         /S/ Inge L. E.  Kerster
                                       Inge L. E. Kerster,
                                       President and Director